Form 10-Q
period 2026-06-30
QDRO Acquisition Corp.
filed 2026-08-14
CIK 2083217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43213

QDRO ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	39-3579842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 Avenue of the Americas, 9th Floor, #5061

New York, NY 10036

(Address of principal executive offices)

(646) 957-5901

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one Redeemable Warrant	QADRU	The Nasdaq Stock Market LLC

Class A ordinary share, par value $0.0001 per share	QADR	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at a price of $11.50 per share	QADRW	The Nasdaq Stock Market LLC

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

As of August 14, 2026, there were 20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

QDRO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

QDRO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	JUNE 30, 2026	DECEMBER 31, 2025
	(UNAUDITED)
Assets
Current assets
Cash	$377,377	$—
Prepaid expenses	210,700	18,003
Prepaid insurance	65,000	—
Total Current Assets	653,077	18,003

Deferred offering costs	—	398,488
Long-term prepaid insurance	47,702	—
Cash and marketable securities held in Trust Account	201,809,797	—
Total Assets	$202,510,576	$416,491

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current liabilities
Accrued offering costs	$101,889	$242,302
Accounts payable and accrued expenses	85,275	—
Promissory note – related party	—	240,315
Total Current Liabilities	187,164	482,617

Deferred legal fee	346,710	—
Deferred underwriting fee payable	8,000,000	—
Total Liabilities	8,533,874	482,617

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,000,000 and no shares at redemption value of $10.09 and $0.00 per share as of June 30, 2026 and December 31, 2025, respectively	201,809,797	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 20,000,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 and 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	500	575
Additional paid-in capital	—	24,425
Accumulated deficit	(7,833,595)	(91,126)
Total Shareholders’ Deficit	(7,833,095)	(66,126)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$202,510,576	$416,491

(1)	On March 30, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 5,000,000 Class B ordinary shares (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

QDRO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$699,610	$864,827
Loss from operations	(699,610)	(864,827)

OTHER INCOME
Interest earned on cash and marketable securities held in Trust Account	1,790,265	1,809,797

Net income	$1,090,655	$944,970

Weighted average shares outstanding, Class A redeemable ordinary shares	20,000,000	10,276,243
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.04	$0.06
Weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	5,000,000	5,000,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.04	$0.06

(1)	On March 30, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 5,000,000 Class B ordinary shares (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

QDRO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	5,750,000	$575	$24,425	$(91,126)	$(66,126)

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	6,000,000	—	6,000,000

Fair value of Public Warrants included in Units	—	—	—	—	2,470,000	—	2,470,000

Allocated value of transaction costs to Class A ordinary shares subject to possible redemption	—	—	—	—	(185,293)	—	(185,293)

Forfeited Founder Shares	—	—	(750,000)	(75)	75	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,309,207)	(6,897,174)	(15,206,381)

Net loss	—	—	—	—	—	(145,685)	(145,685)

Balance – March 31, 2026	—	—	5,000,000	500	—	(7,133,985)	(7,133,485)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,790,265)	(1,790,265)

Net income	—	—	—	—	—	1,090,655	1,090,655

Balance – June 30, 2026	—	$—	5,000,000	$500	$—	$(7,833,595)	$(7,833,095)

(1)	On March 30, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 5,000,000 Class B ordinary shares (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

QDRO ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$944,970
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	7,381
Payment of general and administrative costs through advances from related party	12,619
Interest earned on cash and marketable securities held in Trust Account	(1,809,797)
Changes in operating assets and liabilities:
Prepaid expenses	(192,697)
Prepaid insurance	(65,000)
Long-term prepaid insurance	(47,702)
Accounts payable and accrued expenses	85,275
Accrued offering costs	(5,459)
Deferred legal fee payable	99,807
Net cash used in operating activities	(970,603)

Cash Flows from Investing Activities:
Investments held in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000
Proceeds from sale of Private Placements Warrants	6,000,000
Repayment of advances from related party	(12,619)
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(339,401)
Net cash provided by financing activities	201,347,980

Net Change in Cash	377,377
Cash – Beginning of period	—
Cash – End of period	$377,377

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$128,904
Offering costs included in Deferred legal fee payable	$246,903
Offering costs paid through promissory note – related party	$52,304
Deferred underwriting fee payable	$8,000,000
Forfeited Founder Shares	$75

The accompanying notes are an integral part of these unaudited condensed financial statements.

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from July 28, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, on March 30, 2026, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company, acting as trustee and initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, amounts withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $100,000 (plus the rollover of unused amounts from prior years) and up to $100,000 to pay dissolution expenses, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Going Concern Considerations

As of June 30, 2026, the Company had $377,377 of cash and a working capital surplus of $465,913.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The promissory notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private placement warrants at a price of $1.00 per warrant. Such private placement warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 30, 2027. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 26, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amount of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $377,377 and $0 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account amounted to $201,809,797. As of December 31, 2025, there were no assets held in the Trust Account. The Company classifies its U.S. government treasury and equivalent securities as held to maturity in accordance with FASB ASC Topic 320, “Investments - Debt Securities.” Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on cash and marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(2,470,000)
Public Shares issuance costs	(12,716,849)
Plus:
Remeasurement of carrying value to redemption value	15,206,381
Class A ordinary shares subject to possible redemption, March 31, 2026	$200,019,532
Plus:
Remeasurement of carrying value to redemption value	1,790,265
Class A ordinary shares subject to possible redemption, June 30, 2026	$201,809,797

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per ordinary share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The accompanying unaudited condensed statements of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income allocated to redeemable Class A ordinary shares by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for net income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the founder shares, as these founder shares do not have any redemption features. Net income and losses are allocated pro rata between redeemable and non-redeemable ordinary shares in accordance with the two-class method of earnings per share.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Redeemable Class A ordinary shares	Non-redeemable Class B ordinary shares	Redeemable Class A ordinary shares	Non-redeemable Class B ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$872,524	$218,131	$635,676	$309,294

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	10,276,243	5,000,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.06	$0.06

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Public Warrants — As of June 30, 2026, there were 10,000,000 Public Warrants issued and outstanding. As of December 31, 2025, there were no Public Warrants issued or outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, there were 6,000,000 Private Placement Warrants issued and outstanding. As of December 31, 2025, there were no Private Placement Warrants issued or outstanding. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co., or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co., will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On October 20, 2025, the Sponsor granted membership interests equivalent to an aggregate of 150,000 founder shares to directors of the Company in exchange for their services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests are no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such membership interests are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 150,000 founder shares represented by such membership interests assigned to the holders of such interests on October 20, 2025 was $540,300 or $3.602 per share. The Company established the fair value of founder shares on October 20, 2025, the date of the grant agreement, using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions (i) implied share price of $9.79, (ii) probability of De-SPAC and instrument-specific market adjustment of 37.2%, and (iii) risk-free rate of 4.07%. The founder shares measurement utilized Level 3 inputs at the measurement date due to the use of unobservable inputs, and other risk factors. The assigned membership interests as represented by the founder shares were subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares as represented by membership interests times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized.

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

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Promissory Note — Related Party

On July 29, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. On March 30, 2026, the Company had borrowed $300,000, which was fully repaid by the Company at the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there were $0 and $240,315 borrowings outstanding under the promissory note, respectively. Borrowings under the promissory note are no longer available.

Advances from Related Party

On March 30, 2026, the Sponsor had advanced $12,619 for general and administrative costs, of which $12,614 has been paid by the Company at the closing of the Initial Public Offering with a remaining balance of $5 has been paid subsequently on March 31, 2026. As of June 30, 2026 and December 31, 2025, there were no borrowings outstanding under the advances from related party.

Officer Services Agreements

The Chief Executive Officer and Chief Financial Officer entered into officer services agreements for which the officers will provide services to the Company and as consideration will be paid $5,000 per month and founder shares which will vest quarterly, subject to restrictions and potential forfeitures.

On October 20, 2025, 10,000 founder shares were transferred to the Chief Executive Officer, which had a fair value of $36,020 using the valuation described above. On November 24, 2025, 5,000 founder shares were transferred to the Chief Financial Officer, which had a fair value of $15,325 or $3.065 per share. The Company established the fair value of founder shares transferred on November 24, 2025 using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions (i) implied share price of $9.82, (ii) probability of De-SPAC and instrument-specific market adjustment of 31.4%, and (iii) risk-free rate of 3.95%.The founder shares transferred are subject to a performance condition (i.e., providing services through Business Combination). As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized.

For the three and six months ended June 30, 2026, the Company has incurred and paid an aggregate of $30,000 and $60,000, respectively, for the services of the Chief Financial Officer and Chief Executive Officer.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on March 26, 2026, the effective date of the registration statement of the Initial Public Offering, the Company will reimburse the Sponsor in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support made available to the Company. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company has incurred and paid an aggregate of $60,000 and $63,871, respectively, for the administrative services. As of June 30, 2026, there were no accrued amounts for these services and prepaid amounts of $56,124 related to these services were reflected in the Company’s condensed balance sheets.

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, including rising trade tensions between the United States and China, actual and potential shifts in U.S. and foreign trade and economic policies, terrorist acts, security incidents and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, may contribute to increased market volatility, economic uncertainty and adverse economic conditions in the United States and worldwide. Such events could adversely affect the Company’s ability to identify, evaluate and consummate an initial Business Combination. In response to certain geopolitical conflicts, including the Russia-Ukraine conflict, the United States and other countries have imposed sanctions and other restrictive measures.

In particular, ongoing geopolitical conflicts and tensions, including the Russia-Ukraine conflict and developments in the Middle East involving Israel, Iran, the United States and other regional actors, have increased uncertainty in global financial markets and may adversely affect international trade, energy markets, supply chains, capital markets and overall economic conditions. The scope, duration and ultimate impact of these events remain uncertain, and any escalation of such conflicts or related government actions could have further adverse effects on global markets and economic activity.

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

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding 20,000,000 and 0 Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 29, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 30, 2026, the underwriters forfeited their overallotment option. As a result, 750,000 founder shares were forfeited by the Sponsor to the Company for no consideration. As of June 30, 2026 and December 31, 2025, there were 5,000,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

JUNE 30, 2026

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

At June 30, 2026, assets held in the Trust Account were comprised of $167 in cash and $201,809,630 in U.S. government treasury securities. During the six months ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account. The U.S. government treasury securities held in the Trust Account are classified as Level 1 assets within the fair value hierarchy because they are valued using quoted prices in active markets.

			Gross
		Amortized	Holding
	Held To Maturity	Cost	Loss	Fair Value
June 30, 2026	U.S. Government Treasury Securities (Matures on October 1, 2026)	$201,809,630	$(93,565)	$201,716,065

At December 31, 2025, there were no assets held in the Trust Account.

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

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30,	December 31,
	2026	2025
Cash	$377,377	$—
Cash and marketable securities held in Trust Account	$201,809,797	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$699,610	$864,827
Interest earned on cash and marketable securities held in Trust Account	$1,790,265	$1,809,797

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheets date through August 14, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 28, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,090,655, which consists of interest income earned on cash and marketable securities held in Trust Account of $1,790,265, offset by general and administrative costs of $699,610.

For the six months ended June 30, 2026, we had a net income of $944,970, which consists of interest income earned on cash and marketable securities held in Trust Account of $1,809,797, offset by general and administrative costs of $864,827.

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

For the six months ended June 30, 2026, cash used in operating activities was $970,603. Net income of $944,970 was affected by payment of general and administrative costs through promissory note – related party of $7,381, payment of general and administrative costs through advances from related party of $12,619 and interest earned on cash and marketable securities held in Trust Account of $1,809,797. Changes in operating assets and liabilities used $125,776 of cash for operating activities.

As of June 30, 2026, we had cash and marketable securities held in Trust Account of $201,809,797 (including $1,809,797 of interest earned) consisting of U.S. Treasury Bills with a maturity of 185 days or less and money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $377,377 and working capital surplus of $465,913. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On October 20, 2025, 10,000 founder shares were transferred to the Chief Executive Officer, which had a fair value of $36,020 using the valuation described above. On November 24, 2025, 5,000 founder shares were transferred to the Chief Financial Officer, which had a fair value of $15,325 or $3.065 per share. The Company established the fair value of founder shares transferred on November 24, 2025 using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions (i) implied share price of $9.82, (ii) probability of De-SPAC and instrument-specific market adjustment of 31.4%, and (iii) risk-free rate of 3.95%.The founder shares transferred are subject to a performance condition (i.e., providing services through Business Combination). As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized.

For the three and six months ended June 30, 2026, the Company has incurred and paid an aggregate of $30,000 and $60,000, respectively, for the services of the Chief Executive Officer and Chief Financial Officer.

Administrative Services Agreement

Commencing on March 26, 2026, the effective date of the registration statement of the Initial Public Offering, the Company will reimburse the Sponsor in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support made available to the Company. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company has incurred and paid an aggregate of $60,000 and $63,871, respectively, for the administrative services. As of June 30, 2026, there were no accrued amounts for these services and prepaid amounts of $56,124 related to these services were reflected in the Company’s condensed balance sheets.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per ordinary share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The accompanying unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income allocated to redeemable Class A ordinary shares by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for net income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the founder shares, as these founder shares do not have any redemption features. Net income and losses are allocated pro rata between redeemable and non-redeemable ordinary shares in accordance with the two-class method of earnings per share.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 30, 2026, we consummated the Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200,000,000. Cantor acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-290203). The Securities and Exchange Commission declared the registration statement effective on March 26, 2026.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1**	Underwriting Agreement, dated March 26, 2026, by and between the Company and Cantor Fitzgerald & Co.
3.1**	Amended and Restated Memorandum and Articles of Association.
4.1**	Warrant Agreement, dated March 26, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1**	Investment Management Trust Agreement, dated March 26, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.2**	Registration Rights Agreement, dated March 26, 2026, by and among the Company, the Sponsor and the Underwriter.
10.3(a)**	Private Placement Warrants Purchase Agreement, dated March 26, 2026, by and between the Company and the Sponsor.
10.3(b)**	Private Placement Warrants Purchase Agreement, dated March 26, 2026, by and between the Company and the Underwriter.
10.4**	Letter Agreement, dated March 26, 2026, by and among the Company, its officers, its directors and the Sponsor.
10.5**	Administrative Support Agreement, dated March 26, 2026, between the Company and the Sponsor.
10.6**	Side Letter to the Underwriting Agreement, dated March 26, 2026, by and among the Company and Underwriter
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 1, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QDRO ACQUISITION CORP.

Date: August 14, 2026	By:	/s/ Michael Fox-Rabinovitz
	Name:	Michael Fox-Rabinovitz
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Walter A. Bishop
	Name:	Walter A. Bishop
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)