Form 10-Q
period 2026-09-30
QDRO Acquisition Corp.
filed 2026-11-13
CIK 2083217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

QDRO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from July 28, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from July 28, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from July 28, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

QDRO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(UNAUDITED)
Assets
Current assets
Cash	$171,403	$—
Prepaid expenses	202,548	18,003
Prepaid insurance	65,000	—
Total Current Assets	438,951	18,003

Deferred offering costs	—	398,488
Long-term prepaid insurance	31,452	—
Cash and marketable securities held in Trust Account	203,640,271	—
Total Assets	$204,110,674	$416,491

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current liabilities
Accrued offering costs	$75,000	$242,302
Accounts payable and accrued expenses	84,380	—
Promissory note – related party	—	240,315
Total Current Liabilities	159,380	482,617

Deferred legal fee payable	411,911	—
Deferred underwriting fee payable	8,000,000	—
Total Liabilities	8,571,291	482,617

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,000,000 and no shares at redemption value of $10.18 and $0.00 per share as of September 30, 2026 and December 31, 2025, respectively	203,640,271	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 20,000,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 and 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (1)	500	575
Additional paid-in capital	—	24,425
Accumulated deficit	(8,101,388)	(91,126)
Total Shareholders’ Deficit	(8,100,888)	(66,126)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$204,110,674	$416,491

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the Underwriters’ over-allotment option was not exercised in full or in part. On March 30, 2026, simultaneously with the closing of the Initial Public Offering, the Underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 5,000,000 Class B ordinary shares (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

QDRO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the period from July 28, 2025 (inception) through September 30, 2025
General and administrative costs	$267,793	$1,132,620	$56,101
Loss from operations	(267,793)	(1,132,620)	(56,101)

OTHER INCOME
Interest earned on cash and marketable securities held in Trust Account	1,830,474	3,640,271	—

Net income (loss)	$1,562,681	$2,507,651	$(56,101)

Weighted average shares outstanding, Class A redeemable ordinary shares	20,000,000	13,553,114	—
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.06	$0.14	$—
Weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.06	$0.14	$(0.01)

(1)	Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the Underwriters’ over-allotment option was not exercised in full or in part. On March 30, 2026, simultaneously with the closing of the Initial Public Offering, the Underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 5,000,000 Class B ordinary shares (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

QDRO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	5,750,000	$575	$24,425	$(91,126)	$(66,126)

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	6,000,000	—	6,000,000

Fair value of Public Warrants included in Units	—	—	—	—	2,470,000	—	2,470,000

Allocated value of transaction costs to Class A ordinary shares subject to possible redemption	—	—	—	—	(185,293)	—	(185,293)

Forfeited Founder Shares	—	—	(750,000)	(75)	75	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,309,207)	(6,897,174)	(15,206,381)

Net loss	—	—	—	—	—	(145,685)	(145,685)

Balance – March 31, 2026	—	—	5,000,000	500	—	(7,133,985)	(7,133,485)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,790,265)	(1,790,265)

Net income	—	—	—	—	—	1,090,655	1,090,655

Balance – June 30, 2026	—	—	5,000,000	500	—	(7,833,595)	(7,833,095)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,830,474)	(1,830,474)

Net income	—	—	—	—	—	1,562,681	1,562,681

Balance – September 30, 2026	—	$—	5,000,000	$500	$—	$(8,101,388)	$(8,100,888)

FOR THE PERIOD FROM JULY 28, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance – July 28, 2025	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(56,101)	(56,101)

Balance – September 30, 2025	—	$—	5,750,000	$575	$24,425	$(56,101)	$(31,101)

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the Underwriters’ over-allotment option was not exercised in full or in part. On March 30, 2026, simultaneously with the closing of the Initial Public Offering, the Underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 5,000,000 Class B ordinary shares (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

QDRO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the period from July 28, 2025 (inception) through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$2,507,651	$(56,101)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	7,381	50,450
Payment of general and administrative costs through advances from related party	12,619	—
Payment of general and administrative costs through issuance of Class B ordinary shares	—	5,651
Interest earned on cash and marketable securities held in Trust Account	(3,640,271)	—
Changes in operating assets and liabilities:
Prepaid expenses	(184,545)	—
Prepaid insurance	(65,000)	—
Long-term prepaid insurance	(31,452)	—
Accounts payable and accrued expenses	84,380	—
Accrued offering costs	(5,459)	—
Deferred legal fee payable	165,008	—
Net cash used in operating activities	(1,149,688)	—

Cash Flows from Investing Activities:
Investments held in Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000	—
Proceeds from sale of Private Placement Warrants	6,000,000	—
Repayment of advances from related party	(12,619)	—
Repayment of promissory note – related party	(300,000)	—
Payment of offering costs	(366,290)	—
Net cash provided by financing activities	201,321,091	—

Net Change in Cash	171,403	—
Cash – Beginning of period	—	—
Cash – End of period	$171,403	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$63,733
Offering costs included in Deferred legal fee payable	$246,903	$—
Offering costs paid through promissory note – related party	$52,304	$105,336
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$16,116
Deferred underwriting fee payable	$8,000,000	$—
Forfeited Founder Shares	$75	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

QDRO Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 28, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from July 28, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Going Concern Considerations

As of September 30, 2026, the Company had $171,403 of cash and a working capital surplus of $279,571.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The promissory notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private placement warrants at a price of $1.00 per warrant. Such private placement warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” the Company has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. Management plans to consummate an initial Business Combination, prior to the end of the Completion Window; however, the consummation of a Business Combination is not within the Company’s control. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 30, 2027. There can be no assurance that the Company’s plans to consummate an initial Business Combination will be successful.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 26, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2026. The interim results for the three and nine months ended September 30, 2026 and for the period from July 28, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $171,403 and $0 and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account amounted to $203,640,271. As of December 31, 2025, there were no assets held in the Trust Account. The Company classifies its U.S. government treasury and equivalent securities as held to maturity in accordance with FASB ASC Topic 320, “Investments - Debt Securities.” Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on cash and marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for the warrants (see Note 8).

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(2,470,000)
Public Shares issuance costs	(12,716,849)
Plus:
Remeasurement of carrying value to redemption value	15,206,381
Class A ordinary shares subject to possible redemption, March 31, 2026	$200,019,532
Plus:
Remeasurement of carrying value to redemption value	1,790,265
Class A ordinary shares subject to possible redemption, June 30, 2026	$201,809,797
Plus:
Remeasurement of carrying value to redemption value	1,830,474
Class A ordinary shares subject to possible redemption, September 30, 2026	$203,640,271

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The accompanying unaudited condensed statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income (loss) allocated to redeemable Class A ordinary shares by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for net income (loss) attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the founder shares, as these founder shares do not have any redemption features. Net income and losses are allocated pro rata between redeemable and non-redeemable ordinary shares in accordance with the two-class method of earnings per share.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from July 28, 2025 (inception) through September 30, 2025
	Redeemable Class A ordinary shares	Non-redeemable Class B ordinary shares	Redeemable Class A ordinary shares	Non-redeemable Class B ordinary shares	Redeemable Class A ordinary shares	Non-redeemable Class B ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,250,145	$312,536	$1,831,848	$675,803	$—	$(56,101)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	13,553,114	5,000,000	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.14	$0.14	$—	$(0.01)

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional disaggregation of income taxes paid. As an emerging growth company that has elected to use the extended transition period, ASU 2023-09 is effective for the Company for its annual reporting period beginning January 1, 2026, on a prospective basis, with retrospective application permitted. As discussed above, the Company is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Management does not expect the adoption of ASU 2023-09 to have a material impact on the Company’s financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Public Warrants — As of September 30, 2026, there were 10,000,000 Public Warrants issued and outstanding. As of December 31, 2025, there were no Public Warrants issued or outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, there were 6,000,000 Private Placement Warrants issued and outstanding. As of December 31, 2025, there were no Private Placement Warrants issued or outstanding. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co., or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co., will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 29, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Sponsor. On March 30, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,000,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 750,000 founder shares were forfeited by the Sponsor to the Company for no consideration.

On October 20, 2025, the Sponsor granted membership interests equivalent to an aggregate of 150,000 founder shares to directors of the Company in exchange for their services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such membership interests is in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 150,000 founder shares represented by such membership interests assigned to the holders of such interests on October 20, 2025 was $540,300 or $3.602 per share. The Company established the fair value of founder shares on October 20, 2025, the date of the grant agreement, using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions (i) implied share price of $9.79, (ii) probability of De-SPAC and instrument-specific market adjustment of 37.2%, and (iii) risk-free rate of 4.07%. The assigned membership interests as represented by the founder shares were subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares as represented by membership interests times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized.

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

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Promissory Note — Related Party

On July 29, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. On March 30, 2026, the Company had borrowed $300,000, which was fully repaid by the Company at the closing of the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there were $0 and $240,315 borrowings outstanding under the promissory note, respectively. Borrowings under the promissory note are no longer available.

Advances from Related Party

On March 30, 2026, the Sponsor had advanced $12,619 for general and administrative costs, of which $12,614 has been paid by the Company at the closing of the Initial Public Offering with a remaining balance of $5 has been paid subsequently on March 31, 2026. As of September 30, 2026 and December 31, 2025, there were no borrowings outstanding under the advances from related party.

Officer Services Agreements

The Chief Executive Officer and Chief Financial Officer entered into officer services agreements for which the officers will provide services to the Company and as consideration will be paid $5,000 per month and founder shares which will vest quarterly, subject to restrictions and potential forfeitures.

On October 20, 2025, 10,000 founder shares were transferred to the Chief Executive Officer, which had a fair value of $36,020 using the valuation described above. On November 24, 2025, 5,000 founder shares were transferred to the Chief Financial Officer, which had a fair value of $15,325 or $3.065 per share. The Company established the fair value of founder shares transferred on November 24, 2025 using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions (i) implied share price of $9.82, (ii) probability of De-SPAC and instrument-specific market adjustment of 31.4%, and (iii) risk-free rate of 3.95%. The founder shares transferred are subject to a performance condition (i.e., providing services through Business Combination). As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized.

For the three and nine months ended September 30, 2026, the Company has incurred and paid an aggregate of $30,000 and $90,000, respectively, for the services of the Chief Financial Officer and Chief Executive Officer. For the period from July 28, 2025 (inception) through September 30, 2025, the Company has incurred $7,500 for the services of the Chief Executive Officer, which was paid through the promissory note – related party.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on March 26, 2026, the effective date of the registration statement of the Initial Public Offering, the Company will reimburse the Sponsor in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support made available to the Company. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company has incurred an aggregate of $60,000 and $123,871, respectively, and paid an aggregate of $80,000 and $ $199,995, respectively, for the administrative services. For the period from July 28, 2025 (inception) through September 30, 2025, no fees incurred for the administrative services. As of September 30, 2026, there were no accrued amounts for these services and prepaid amounts of $76,124 related to these services were reflected in the Company’s condensed balance sheets.

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement entered into on March 26, 2026. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Cantor Fitzgerald & Co. may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On March 30, 2026, the underwriters informed the Company of their forfeiture of the over-allotment option to purchase the additional 3,000,000 Units.

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

Deferred Legal Fees

The Company’s legal counsel agreed to defer payment of fees incurred in excess of the amounts paid at the closing of the Initial Public Offering until the closing of the initial Business Combination. Such deferred legal fees are payable regardless of whether an initial Business Combination is consummated. As of September 30, 2026 and December 31, 2025, the Company had deferred legal fees of $411,911 and $0, respectively, which are presented as deferred legal fee payable in the accompanying condensed balance sheets. Of the deferred legal fees as of September 30, 2026, $246,903 related to the Initial Public Offering and was charged to offering costs, and $65,201 and $165,008, respectively, was recognized in general and administrative costs for the three and nine months ended September 30, 2026.

QDRO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding 20,000,000 and 0 Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 29, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 30, 2026, the underwriters forfeited their over-allotment option. As a result, 750,000 founder shares were forfeited by the Sponsor to the Company for no consideration. As of September 30, 2026 and December 31, 2025, there were 5,000,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

SEPTEMBER 30, 2026

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

At September 30, 2026, assets held in the Trust Account were comprised of $167 in cash and $203,640,104 in U.S. government treasury securities. During the nine months ended September 30, 2026, the Company did not withdraw any interest income from the Trust Account. The U.S. government treasury securities held in the Trust Account are classified as Level 1 assets within the fair value hierarchy because they are valued using quoted prices in active markets.

			Gross
		Amortized	Holding
	Held To Maturity	Cost	Gain	Fair Value
September 30, 2026	U.S. Government Treasury Securities (Matures on October 1, 2026)	$203,640,104	$19,896	$203,660,000

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

SEPTEMBER 30, 2026

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

	September 30,	December 31,
	2026	2025
Cash	$171,403	$—
Cash and marketable securities held in Trust Account	$203,640,271	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the period from July 28, 2025 (inception) through September 30, 2025
General and administrative costs	$267,793	$1,132,620	$56,101
Interest earned on cash and marketable securities held in Trust Account	$1,830,474	$3,640,271	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through November 13, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that that the conditions to a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 28, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,562,681, which consists of interest income earned on cash and marketable securities held in Trust Account of $1,830,474, offset by general and administrative costs of $267,793.

For the nine months ended September 30, 2026, we had a net income of $2,507,651, which consists of interest income earned on cash and marketable securities held in Trust Account of $3,640,271, offset by general and administrative costs of $1,132,620.

For the period from July 28, 2025 (inception) through September 30, 2025, we had a net loss of $56,101, which primarily consists of general and administrative costs.

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

For the nine months ended September 30, 2026, cash used in operating activities was $1,149,688. Net income of $2,507,651 was affected by payment of general and administrative costs through promissory note – related party of $7,381, payment of general and administrative costs through advances from related party of $12,619 and interest earned on cash and marketable securities held in Trust Account of $3,640,271. Changes in operating assets and liabilities used $37,068 of cash for operating activities.

For the period from July 28, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $56,101 was affected by payment of general and administrative costs through promissory note – related party of $50,450 and payment of general and administrative costs through issuance of Class B ordinary shares of $5,651. Changes in operating assets and liabilities used $0 of cash for operating activities.

As of September 30, 2026, we had cash and marketable securities held in Trust Account of $203,640,271 (including $3,640,271 of interest earned) consisting of U.S. Treasury Bills with a maturity of 185 days or less and money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $171,403 and working capital surplus of $279,571. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We completed the Initial Public Offering and sale of Private Placement Warrants on March 30, 2026, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to us for general capital purposes. Further, we incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. We have determined that we lack the liquidity to sustain operations for at least one year from the date that the unaudited condensed financial statements are issued. In addition, if we are unable to complete an initial Business Combination by September 30, 2027, we will cease all operations except for the purpose of liquidating. Management plans to consummate an initial Business Combination, prior to the end of the Completion Window (as defined in Note 1); however, there can be no assurance that we will consummate a Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On October 20, 2025, 10,000 founder shares were transferred to the Chief Executive Officer, which had a fair value of $36,020 using the valuation described in Note 5. On November 24, 2025, 5,000 founder shares were transferred to the Chief Financial Officer, which had a fair value of $15,325 or $3.065 per share. The Company established the fair value of founder shares transferred on November 24, 2025 using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions (i) implied share price of $9.82, (ii) probability of De-SPAC and instrument-specific market adjustment of 31.4%, and (iii) risk-free rate of 3.95%.The founder shares transferred are subject to a performance condition (i.e., providing services through Business Combination). As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized.

For the three and nine months ended September 30, 2026, the Company has incurred and paid an aggregate of $30,000 and $90,000, respectively, for the services of the Chief Executive Officer and Chief Financial Officer. For the period from July 28, 2025 (inception) through September 30, 2025, the Company has incurred $7,500 for the services of the Chief Executive Officer, which was paid through the promissory note – related party.

Administrative Services Agreement

Commencing on March 26, 2026, the effective date of the registration statement of the Initial Public Offering, the Company will reimburse the Sponsor in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support made available to the Company. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company has incurred an aggregate of $60,000 and $123,871, respectively, and paid an aggregate of $80,000 and $ $199,995, respectively, for the administrative services. For the period from July 28, 2025 (inception) through September 30, 2025, no fees incurred for the administrative services. As of September 30, 2026, there were no accrued amounts for these services and prepaid amounts of $76,124 related to these services were reflected in the Company’s condensed balance sheets.

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On March 30, 2026, the underwriters informed the Company of their forfeiture of the over-allotment option to purchase the additional 3,000,000 Units.

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

Deferred Legal Fees

The Company’s legal counsel agreed to defer payment of fees incurred in excess of the amounts paid at the closing of the Initial Public Offering until the closing of the initial Business Combination. Such deferred legal fees are payable regardless of whether an initial Business Combination is consummated. As of September 30, 2026 and December 31, 2025, the Company had deferred legal fees of $411,911 and $0, respectively, which are presented as deferred legal fee payable in the accompanying condensed balance sheets. Of the deferred legal fees as of September 30, 2026, $246,903 related to the Initial Public Offering and was charged to offering costs, and $65,201 and $165,008, respectively, was recognized in general and administrative costs for the three and nine months ended September 30, 2026.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The accompanying unaudited condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income (loss) allocated to redeemable Class A ordinary shares by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for net income (loss) attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the founder shares, as these founder shares do not have any redemption features. Net income and losses are allocated pro rata between redeemable and non-redeemable ordinary shares in accordance with the two-class method of earnings per share.

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional disaggregation of income taxes paid. As an emerging growth company that has elected to use the extended transition period, ASU 2023-09 is effective for the Company for its annual reporting period beginning January 1, 2026, on a prospective basis, with retrospective application permitted. As discussed above, the Company is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Management does not expect the adoption of ASU 2023-09 to have a material impact on the Company’s financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during, and as of the end of, the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 30, 2026, we consummated the Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200,000,000. Cantor Fitzgerald & Co. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-290203). The Securities and Exchange Commission declared the registration statement effective on March 26, 2026.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the net proceeds received from the Initial Public Offering and the sale of Private Placement Warrants, an aggregate of $200,000,000 was placed in the Trust Account.

We incurred transaction costs of $12,902,142, consisting of $4,000,000 of cash underwriting fees, $8,000,000 of deferred underwriting fees, and $902,142 of other offering costs and expenses related to the Initial Public Offering.

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

QDRO ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Michael Fox-Rabinovitz
	Name:	Michael Fox-Rabinovitz
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Walter A. Bishop
	Name:	Walter A. Bishop
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)